Form 10-K/A
period 1998-12-31
IRWIN REVOLVING HOME EQUITY LOAN TRUST 1998-1
filed 1999-12-17
CIK 1072823

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                   Amendment 1

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-49015-04

               Irwin Revolving Home Equity Loan Trust
              Home Eq. Loan-Bckd Term & Var Fund Notes
                           Series  1998-1
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Irwin Revolving Home Equity Loan Trust Home Eq. Loan-Bckd Term & Var Fund Notes Series 1998-1 established pursuant to a Indenture Agreement among Irwin Revolving Home Equity Loan Trust 1998-1 as Issuer, and Norwest Bank Minnesota, National Association, as Indenture Trustee, pursuant to which the Irwin Revolving Home Equity Loan Trust Home Eq. Loan-Bckd Term & Var Fund Notes Series 1998-1 registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


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

                     a)   Irwin <F1>


              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Irwin <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Irwin <F1>


              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On November 04, 1998, December 08, 1998, and December 31, 1998 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

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

Signed:   Norwest Bank Minnesota, N.A., as Indenture Trustee

By:   Sherri J. Sharps, Vice president
By:  /s/  Sherri J. Sharps, Vice president

Dated:  December 15, 1999


Exhibit Index

Exhibit No. 1

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   Irwin <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Irwin <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Irwin <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>


<F1>  Filed herewith.
<F2>  Previously filed.